Form 10-K
period 2018-01-31
Union Acquisition Corp.
filed 2018-04-30
CIK 1725206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from November 14, 2017 (inception) to January 31, 2018

Commission File Number 001-38405

UNION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

400 Madison Avenue, Suite 11A, New York, New York	10017
(Address of principal executive offices)	(zip code)

(212) 981-0630
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	New York Stock Exchange

Ordinary Shares, $.0001 par value per share	New York Stock Exchange

Rights, each exercisable for one-tenth (1/10) of one ordinary share	New York Stock Exchange

Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the last business day of the fiscal period ended January 31, 2018, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of April 27, 2018, 14,375,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 27, 2018, as filed with the Securities and Exchange Commission on February 28, 2018, pursuant to Rule 424(b)(4) (SEC File No. 333-222744) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

UNION ACQUISITION CORP.
FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Union Acquisition Corp.

Introduction

We are a Cayman Islands exempted company incorporated on November 14, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities, which we refer to as a “target business”. Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus our search for a target business located in Latin America.

In December 2017, we issued an aggregate of 2,875,000 ordinary shares (“Founders’ Shares”) to Kyle P. Bransfield, our Chief Executive Officer, and Union Group International Holdings Limited (“UGI”), an affiliate of Juan Sartori, our Chairman of the Board, for aggregate consideration of $25,000 in cash, or approximately $0.01 per share, in connection with our organization. Mr. Bransfield and UGI subsequently transferred a portion of the Founders’ Shares to certain individuals and entities, including our independent directors, for the same purchase price originally paid for such shares. The Founders’ Shares included an aggregate of 375,000 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full in our initial public offering (“IPO”). As a result of the underwriters’ election to exercise their over-allotment option in full, 375,000 Founder Shares are no longer subject to forfeiture.

Initial Public Offering

On March 2, 2018, we consummated our IPO of 11,500,000 units, including 1,500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share, one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. Each warrant will become exercisable on the later of the completion of an initial business combination or March 2, 2019 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The ordinary shares, rights, and warrants included in the units traded as a unit until March 19, 2018 when separate trading of ordinary shares, rights, and warrants began. Holders now have the option to continue to hold units or separate their units into the component pieces. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 5,200,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, generating total proceeds of $5,200,000. The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO except that the Private Placement Warrants: (i) are not redeemable by us and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

We paid a total of $2,300,000 in underwriting discounts and commissions at the closing of the IPO and $424,997 for other costs and expenses related to our formation and the IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO and simultaneous private placement were approximately $117,475,000. Of these amounts, $116,150,000 was deposited into a trust account established in connection with the IPO, and approximately $1,325,000 became available to be used to provide for business, legal, and accounting due diligence on prospective target businesses and continuing general and administrative expenses. We may withdraw from the trust account interest earned on the funds held therein necessary to pay our income taxes, if any, and for our working capital purposes. Except as described above, these funds will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until August 21, 2019).

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated February 27, 2018, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 27, 2018, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain executive offices at 400 Madison Avenue, Suite 11A, New York, NY 10017, pursuant to an agreement with Atlantic-Pacific Capital, Inc., an affiliate of Mr. Bransfield, and UCG International Corp., an affiliate of Mr. Sartori. The cost for this and other space made available to us by such firms is included in the aggregate $10,000 per-month fee we pay to such entities for general and administrative services. We believe, based on rents and fees for similar services, that the fee charged by Atlantic-Pacific Capital, Inc. and UCG International Corp. is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, right, and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols LTN U, LTN, LTN RT, and LTN WS, respectively. The following table sets forth the range of high and low sales prices for the units since the units commenced public trading on February 28, 2018, and the ordinary shares, rights, and warrants since they commenced separate public trading on March 19, 2018.

	Units		Ordinary		Rights (1)		Warrants (1)
			Shares (1)
	High	Low	High	Low	High	Low	High	Low
2018:
First Quarter*	10.2992	10.00	9.73	9.58	0.39	0.30	0.36	0.30
____________________

*	From February 28, 2018 through April 26, 2018.
(1)	Separate trading of our ordinary shares, rights, and warrants commenced on March 19, 2018.

Holders

As of April 26, 2018, there was 1 holder of record of our units, 11 holders of record of our ordinary shares, 1 holder of record of our rights, and 6 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Cayman Islands Laws Relating to Our Equity Securities

For a summary of the relevant Cayman Island laws relating to taxation, foreign exchange controls, and dividends, see the section titled “Taxation” contained in our prospectus dated February 27, 2018, incorporated by reference herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2017 we issued an aggregate of 2,875,000 ordinary shares (“Founders’ Shares”) to Mr. Bransfield and UGI pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The shares were sold at a purchase price of approximately $0.01 per share. Mr. Bransfield and UGI subsequently transferred 25,000 Founders’ Shares to each of our independent directors, 100,222 Founders’ Shares to each of Ladenburg Thalmann & Co., Inc. and CIM Securities, LLC, underwriters of our IPO, and an aggregate of 979,602 Founders’ Shares to certain affiliates, in each case at the same per-share purchase price paid by Mr. Bransfield and UGI.

On March 2, 2018, we consummated the IPO of 11,500,000 units, including 1,500,000 units which were subject to the over-allotment option granted to the underwriters, with each unit consisting of one ordinary share, one right exchangeable for one-tenth of one ordinary share, and one redeemable warrant exercisable for one ordinary share at a price of $11.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115,000,000. Ladenburg Thalmann & Co., Inc. acted as sole book-running manager, and CIM Securities, LLC acted as lead manager. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-222744). The Securities and Exchange Commission declared the registration statement effective on February 28, 2018.

Simultaneously with the consummation of the IPO, we consummated the private placement of 5,200,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $5,200,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO except that the Private Placement Warrants: (i) are not redeemable by us; and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

Of the gross proceeds received from the IPO and simultaneous private placement of Private Placement Warrants, $116,150,000 was placed in a trust account. We incurred a total of $2,300,000 in underwriting discounts and commissions at the closing of the IPO and $424,997 for other costs and expenses related to our formation and the IPO.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any, and for our working capital needs. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report.

November 14,
2017 (inception)
through January
31, 2018
Income Statement Data:
Loss from operations	$(12,765)
Net income (loss)	(12,765)
Basic and diluted loss per share	(0.01)

Balance Sheet Data:
Working deficiency	$(109,232)
Total assets	233,534
Total liabilities	221,299
Total shareholders’ equity	12,235

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed on November 14, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our IPO, which was consummated on March 2, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 14, 2017 (inception) to January 31, 2018 were organizational activities and those necessary to consummate the IPO, described below. Following the IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from November 14, 2017 (inception) through January 31, 2018, we had a net loss of $12,765 which consists of operating and formation costs.

Liquidity and Capital Resources

As of January 31, 2018, we had cash of $112,067. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans from our sponsor.

On March 2, 2018, we consummated the IPO of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,200,000 Private Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,200,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $116,150,000 was placed in the Trust Account and, following the payment of certain transaction expenses, we had approximately $1,377,000 of cash held outside of the Trust Account and available for working capital purposes. We incurred $2,724,997 in IPO related costs, including $2,300,000 of underwriting fees and $424,997 of other costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of January 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on February 27, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended January 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report if management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting form due to a transition period established by rules of the SEC for newly public companies.

During the fiscal period ended January 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Juan Sartori	36	Chairman of the Board
Kyle P. Bransfield	34	Chief Executive Officer and Director
Gerald W. Haddock	70	Director
Daniel W. Fink	40	Director
Joseph J. Schena	59	Director

Juan Sartori has served as Director and our Chairman of the Board since November 2017. Mr. Sartori is the Chairman and founder of Union Group, a privately owned investment and private equity management firm with significant strategic Latin American interests. These cover the agricultural, energy, forestry, infrastructure, minerals, oil & gas and real estate sectors. Mr. Sartori established Union Group in 2007. In 2008, he formed UAG, one of the first companies affiliated with Union Group to consolidate agricultural assets. UAG has grown to become the largest agricultural company in Uruguay, and one of the biggest in Latin America, with a subsidiary listed on the Montevideo Stock Exchange. Since its incorporation, Union Group and its subsidiaries have performed numerous transactions across Latin America, continuously growing its portfolio of businesses of private and public companies. Mr. Sartori is a regular speaker about Latin American issues in worldwide conferences and media. Mr. Sartori began his career as a financial services entrepreneur in 2002 launching Union Capital Group, a Geneva based multi-strategy asset manager, selling its control in 2008. Mr. Sartori received a Bachelor Degree in Business and Economics from École des Hautes Études Commerciales de Lausanne.

We believe Mr. Sartori is well qualified to serve as a director due to his contacts and business experience.

Kyle P. Bransfield has served as our Chief Executive Officer and a director since December 2017. Mr. Bransfield is a Partner of Atlantic-Pacific Capital and has lead the firm’s global direct private placement and structured investment activities since 2015. Mr. Bransfield has over 11 years of experience in direct equity and debt private markets principal investing, capital raising, and investment banking. Prior to joining Atlantic-Pacific, Mr. Bransfield was an investment banker in Sagent Advisors’ Private Financing Solutions Group from 2014 to 2015. Prior to Sagent, Mr. Bransfield spent five years from 2009 to 2014 as a Principal and General Partner at CS Capital Partners, a Philadelphia-based multi-family office focused on alternative investments. In his role there, he co-managed a portfolio of direct investments, served as an observer to several boards of directors, and fulfilled operating roles within portfolio companies. In 2006, Mr. Bransfield began his career in the Mergers & Acquisitions Group at Stifel Nicolaus Weisel. Mr. Bransfield received a B.S. in Business Administration from American University.

We believe Mr. Bransfield is well qualified to serve as a director due to his contacts and business experience.

Gerald W. Haddock has served as a director since November 2017. Mr. Haddock founded Haddock Enterprises, LLC in 2000 and has served as its President since such time. Haddock Enterprises is an entrepreneurial development company concentrating on private investments and transactions, including oil and gas and real estate, located in Fort Worth, Texas. Mr. Haddock formerly served as President and Chief Operating Officer of Crescent Real Estate Equities Company, a diversified real estate investment trust, from 1994 to 1999. Mr. Haddock has served as a director of ENSCO International, Plc., a leading global offshore oil and gas drilling service company, since 1986. As a director for ENSCO, he has served as its co-lead director and Chairperson of the Audit Committee and is also a member of the Nominating and Governance Committee. He has also served as a director of Meritage Homes Corporation, a real estate development company that constructs single-family detached homes across the United States as well as active adult communities and luxury real estate in Arizona, since 2005 and has served as Chairman of the Nominating and Corporate Governance Committee since 2006 and as a member of the Audit Committee since 2009. Mr. Haddock is a former board member of Cano Petroleum, Inc., having served from December 2004 to October 2008. He also serves on the board of trustees and is a member of various committees for the Executive Investment Committee at Baylor University, the M.D. Anderson Proton Therapy Education and Research Foundation, the CEELI Institute and the Johnny Unitas Golden Arm Educational Foundation. Mr. Haddock received his Bachelor’s Degree in Business Administration from Baylor University and his J.D. from Baylor University Law School. He also has received a Masters of Law in Taxation degree from New York University School of Law and a Master of Business Administration from Dallas Baptist University.

We believe Mr. Haddock is well qualified to serve as a director due to his contacts and business experience, as well as his experience on other public company boards and committees.

Daniel W. Fink has served as a director since November 2017. Mr. Fink has been a Partner at PTW Capital, an investment firm, since March 2017, and the Managing Principal at Blue Moose of Boulder, an emerging natural foods company, since October 2015. Mr. Fink has spent the majority of his career in investment banking and private equity, including working at Morgan Stanley from 1999 to 2001, J.W. Childs Associates, L.P. from 2001 to 2007, Stone Tower Equity Partners from 2007 to 2008 and Centerview Capital from 2009 to 2013. From April 2013 to March 2015, Mr. Fink was at Bacardi Limited where he served as Vice President of Finance/Business Planning. Over the course of his career, Mr. Fink has helped to build or revitalize some highly recognized brands in the consumer industry. Mr. Fink received a BA in Economics from Yale University and an MBA from Harvard Business School.

We believe Mr. Fink is well qualified to serve as a director due to his contacts and business experience.

Joseph J. Schena has served as a director since November 2017. Mr. Schena has served as a principal and co-founder of PTW Capital since June 2017. Mr. Schena also is Chief of Staff of C&S Grocers (“C&S”), one of the world’s largest privately-owned companies, where he is responsible for Finance & Accounting, Information Technology and Corporate Strategy. Mr. Schena joined C&S in September 2014. Prior to C&S Mr. Schena was Chief Financial Officer of Bacardi Limited from October 2012 to September 2014. Previously, Mr. Schena served as an Operating Partner at Centerview Capital (“Centerview”) from 2007 to 2012 and was involved in the $5.5 billion privatization of Del Monte Foods and the acquisition of Richelieu Foods. Prior to Centerview, Mr. Schena served in various senior financial positions at Gillette from 2001 to 2007 where he was Chief Financial Officer of the Gillette business unit after the sale to P&G and Kraft/Nabisco from 1980 to 2000. Mr. Schena received an MBA in Finance and a BBA in Accounting from Iona College.

We believe Mr. Schena is well qualified to serve as a director due to his contacts and business experience.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Schena and Fink, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Haddock and Bransfield, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Sartori, will expire at the third annual meeting.

Director Independence

Our board has determined that each of Messrs. Haddock, Fink and Schena is an “independent director” under the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective February 27, 2018, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Haddock, Fink, and Schena, each of whom is an independent director under NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE’s listing standards. In addition, we must certify to NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Schena qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective February 27, 2018, we established a nominating committee of the board of directors, which consists of Messrs. Haddock, Fink, and Schena, each of whom is an independent director under NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective February 27, 2018, we established a compensation committee of the board of directors, which consists of Messrs. Haddock, Fink and Schena, each of whom is an independent director under NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective February 27, 2018, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2018, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing February 27, 2018, we pay Atlantic-Pacific Capital, Inc. and UCG International Corp., affiliates of Messrs. Bransfield and Sartori, respectively, an aggregate fee of $10,000 per month for providing us with office space and certain general and administrative services. However, this arrangement is solely for our benefit and is not intended to provide to our executive officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, underwriting fees and a business combination marketing agreement fee payable to certain of our initial shareholders or their affiliates, and the repayment of $200,000 of non-interest bearing loans made to us by UGI, no compensation or fees of any kind, including finder’s, consulting fees, and other similar fees, will be paid to our initial shareholders, members of our management team, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 26, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the rights or warrants included in the units offered in the IPO or the Private Placement Warrants as these rights and warrants are not convertible or exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares
Juan Sartori	1,619,954	(2)	11.7%
Kyle P. Bransfield	730,684	(3)	4.3%
Gerald W. Haddock	25,000		*
Daniel W. Fink	25,000		*
Joseph J. Schena	25,000		*
Union Group International Holdings Limited	1,619,954		11.7%
All directors and executive officers as a group (five individuals)	2,075,764	(4)	16.6%
Boothbay Absolute Return Strategies LP 810 7th Avenue, Suite 615 New York, NY 10019	800,000	(5)	6.4%
Weiss Asset Management LP 222 Berkeley Street. 16th Floor Boston, MA 02116	1,237,500	(6)	8.6%
AQR Capital Management, LLC Two Greenwich Plaza Greenwich, CT 06830	1,250,000	(7)	10.0%
____________________

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 400 Madison Ave, Suite 11A, New York, NY 10017.
(2)	Represents shares held by Union Group International Holdings Limited, an entity controlled by Mr. Sartori.
(3)	Includes shares held by Union Acquisition Associates, LLC, an entity controlled by Mr. Bransfield.
(4)	Includes shares held by Union Group International Holdings Limited and Union Acquisition Associates, LLC. See footnotes 2 and 3 above.
(5)	The information with respect to Boothbay Absolute Return Strategies LP is derived from Schedule 13G filed with the Securities and Exchange Commission on March 5, 2018.
(6)	The information with respect to Weiss Asset Management LP is derived from Schedule 13G filed with the Securities and Exchange Commission on March 6, 2018.
(7)	The information with respect to AQR Capital Management, LLC is derived from Schedule 13G filed with the Securities and Exchange Commission on March 9, 2018.

All of the Founders’ Shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of the Founders’ Shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our initial shareholders, officers, directors, consultants, or their affiliates, (ii) to an initial shareholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Founders’ Shares.

Our executive officer and directors, and Union Group International Holdings Limited and Atlantic-Pacific Capital, each affiliates of our Chairman and Chief Executive Officer, respectively, are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of January 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated February 27, 2018, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the period from November 14, 2017 (inception) through January 31, 2018, fees for our independent registered public accounting firm are $91,935 for the services they performed in connection with our IPO, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018 and the audit of our January 31, 2018 financial statements included in our Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal period ended January 31, 2018, our independent registered public accounting firm did not render any audit-related services.

Tax Fees

During the fiscal period ended January 31, 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended January 31, 2018, there were no fees billed or paid for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until February 27, 2018, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Description

(2) Financial Statement Schedules:
None.

(b) The following Exhibits are filed as part of this report:

Exhibit
No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.5	Specimen Rights Certificate.**
4.6	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.**
10.5	Form of Registration Rights Agreement**
10.6.1	Form of subscription agreement for private warrants being purchased by officers, directors and affiliates**
10.6.2	Form of subscription agreement for private warrants being purchased by underwriters**
10.7	Form of Administrative Services Agreement.**
14	Code of Ethics.**
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-222744).

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2018

UNION ACQUISITION CORP.

By:	/s/ Kyle P. Bransfield
Kyle P. Bransfield
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Juan Sartori	Chairman of the Board	April 30, 2018
Juan Sartori

/s/ Kyle P. Bransfield Kyle P. Bransfield	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 30, 2018

/s/ Gerald Haddock	Director	April 30, 2018
Gerald Haddock

/s/ Daniel W. Fink	Director	April 30, 2018
Daniel W. Fink

/s/ Joseph J. Schena	Director	April 30, 2018
Joseph J. Schena

UNION ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Union Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Union Acquisition Corp. (the “Company”) as of January 31, 2018, the related statements of operations, changes in shareholders’ equity and cash flows for the period from November 14, 2017 (inception) through January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the period from November 14, 2017 (inception) through January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY
April 30, 2018

UNION ACQUISITION CORP.
BALANCE SHEET
JANUARY 31, 2018

ASSETS
Current asset – Cash	$112,067
Deferred offering costs	121,467
Total Assets	$233,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$21,299
Promissory note – related party	200,000
Total Current Liabilities	221,299

COMMITMENTS

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(12,765)
Total Shareholders’ Equity	12,235
Total Liabilities and Shareholders’ Equity	$233,534
____________________

(1)	Includes an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 6).

The accompanying notes are an integral part of these financial statements.

UNION ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Formation and operating costs	$12,765

Net loss	$(12,765)

Weighted average number of shares outstanding, basic and diluted (1)	2,500,000

Basic and diluted net loss per share	$(0.01)
____________________

(1)	Excludes an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 6).

The accompanying notes are an integral part of these financial statements.

UNION ACQUISITION CORP.
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, November 14, 2017	—	$—	$—	$—	$—
(Inception)

Ordinary shares issued to Initial Shareholders (1)	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(12,765)	(12,765)
Balances, January 31, 2018	2,875,000	$288	$24,712	$(12,765)	$12,235
____________________

(1)	Includes an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 6).

The accompanying notes are an integral part of these financial statements.

UNION ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Cash Flows from Operating Activities:
Net loss	$(12,765)
Net cash used in operating activities	(12,765)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Initial Shareholders	25,000
Proceeds from promissory note – related party	200,000
Payment of offering costs	(100,168)
Net cash provided by financing activities	124,832

Net change in cash	112,067
Cash at beginning of period	—

Cash at end of period	$112,067

Non-cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$21,299

The accompanying notes are an integral part of these financial statements.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Note 1 — Organization and Plan of Business Operations

Union Acquisition Corp. (the "Company") is a Cayman Islands exempted company incorporated on November 14, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a "Business Combination"). The Company’s efforts to identify a prospective target business is not limited to a particular industry or geographic region, although the Company is focusing its search for a target business on those located in Latin America. Effective February 14, 2018, the Company selected January 31 as its fiscal year end.

At January 31, 2018, the Company had not yet commenced any operations. All activity through January 31, 2018 relates to the Company's formation and its preparation of its initial public offering (“Initial Public Offering”), which is described below.

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2018. On March 2, 2018 the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,200,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to certain of the Company’s shareholders prior to the Initial Public Offering (the "Initial Shareholders"), generating total gross proceeds of $5,200,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 2, 2018, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $2,724,997, consisting of $2,300,000 of underwriting fees and $424,997 of offering costs. In addition, as of March 2, 2018, $1,376,838 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the sale of Units in the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the Public Shares (the "Public Shareholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the aggregate amount then on deposit in the Trust Account ($10.10 per share, plus any pro rata interest earned and not previously released to the Company to pay its income and other tax obligations).

The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders and officers and directors and their affiliates have agreed (i) to vote any ordinary shares owned by them in favor of a Business Combination, (ii) not to redeem any of their ordinary shares in connection therewith and (iii) not to sell any their ordinary shares to the Company in a tender offer.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

The Company has until December 2, 2019 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account ($10.10 per share, plus any pro rata interest earned, net of taxes payable, on funds in the Trust Account not previously released to the Company, and minus up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Public Warrants (as defined in Note 3), the Founder Shares (as defined in Note 5) or the Private Placement Warrants. The Public Warrants and Private Placement Warrants will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, Union Group International Holdings Limited, a shareholder and an affiliate of the Company’s Chairman of the Board, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Union Group International Holdings Limited will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that Union Group International Holdings Limited will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of January 31, 2018.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,724,997 were charged to shareholders’ equity upon completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of January 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At January 31, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At January 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share (see Note 7).

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, certain of the Initial Shareholders purchased an aggregate of 5,200,000 Private Placement Warrants at $1.00 per Private Placement Warrant (or an aggregate purchase price of $5,200,000). Each Private Placement Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units except that the Private Placement Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. In addition, the Private Placement Warrants may not be transferable, assignable or salable until the consummation of a Business Combination, subject to certain limited exceptions.

Note 5 — Related Party Transactions

Founder Shares

In December 2017, the Company issued an aggregate of 2,875,000 ordinary shares to the Initial Shareholders (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any units purchased by them in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full, 375,000 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (i) one year after the date of the consummation of a Business Combination and (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, or earlier if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On December 4, 2017, the Company issued an unsecured promissory note to Union Group International Holdings Limited, one of the Company’s initial shareholders and an affiliate of Juan Sartori, the Company’s Chairman, pursuant to which the Company borrowed an aggregate principal amount of $200,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2018, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. As of January 31, 2018, $200,000 was outstanding under the Promissory Note. The Promissory Note was repaid upon the consummation of the Initial Public Offering on March 2, 2018.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Administrative Services Agreement

The Company entered into an agreement commencing on February 27, 2018 to pay two affiliates of certain of the Company’s officers and directors an aggregate monthly fee of $10,000 for office space, utilities and administrative support. The agreement will terminate upon the earlier of the consummation of a Business Combination or the Company’s liquidation.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on February 27, 2018, the holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements (see Note 7).

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters elected to exercise their over-allotment option in full on March 2, 2018.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $2,300,000.

Business Combination Marketing Agreement

On February 27, 2018, the Company engaged Ladenburg Thalmann & Co., Inc., CIM Securities, LLC and Atlantic-Pacific Capital, Inc. as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay these entities an aggregate cash fee for such services upon the consummation of a Business Combination of $4,065,250 (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Shareholder's Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At January 31, 2018, there were no preference shares issued or outstanding.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At January 31, 2018, there were 2,875,000 ordinary shares issued and outstanding, of which 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Initial Shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering (excluding any Units that may have been purchased by them in the Initial Public Offering).

Rights

Each holder of a Public Right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the Public Rights. No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of Public Rights will be required to affirmatively covert its rights in order to receive 1/10 of a share underlying each right (without paying additional consideration). The ordinary shares issuable upon exchange of the Public Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Public Rights. Accordingly, the Public Rights may expire worthless.

Warrants

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective and current within 90 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon not less than 30 days’ prior written notice of redemption; and
●	if, and only if, the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 14, 2017 (INCEPTION) THROUGH JANUARY 31, 2018

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. The Company has agreed to use its best efforts to have declared effective a prospectus relating to the ordinary shares issuable upon exercise of the warrants and keep such prospectus current until the expiration of the warrants. However, if the Company does not maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants for cash and the Company will not be required to net cash settle or cash settle the warrant exercise. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.