Form 10-Q
period 2018-04-30
Union Acquisition Corp.
filed 2018-06-04
CIK 1725206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-38405

UNION ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Madison Avenue, Suite 11A, New York, New York
(Address of principal executive offices)

(212) 981-0630
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 1, 2018, 14,375,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

UNION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2018
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Union Acquisition Corp.
Condensed Balance Sheets

	April 30, 2018	January 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$974,889	$112,067
Prepaid expenses	215,883	—
Total Current Assets	1,190,772	112,067

Deferred offering costs	—	121,467
Marketable securities held in Trust Account	116,269,397	—
Total Assets	$117,460,169	$233,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$61,805	$—
Accrued offering costs	200	21,299
Promissory note – related party	—	200,000
Total Current Liabilities	62,005	221,299

Commitments

Ordinary Shares, subject to possible redemption, 11,117,103 and -0- shares at redemption value as of April 30, 2018 and January 31, 2018, respectively	112,398,162	—

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 100,000,000 shares authorized; 3,257,897 and 2,875,000 shares issued and outstanding (excluding 11,117,103 and -0- shares subject to possible redemption) as of April 30, 2018 and January 31, 2018, respectively	326	288
Additional paid-in capital	5,101,515	24,712
Accumulated deficit	(101,839)	(12,765)
Total Shareholders’ Equity	5,000,002	12,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,460,169	$233,534

The accompanying notes are an integral part of these condensed financial statements.

Union Acquisition Corp.
Condensed Statement of Operations
(unaudited)

Three Months
Ended
April 30, 2018
Operating costs	$208,471
Loss from operations	(208,471)

Other income:
Dividend income	119,397

Net loss	$(89,074)

Weighted average shares outstanding, basic and diluted (1)	2,989,004

Basic and diluted net loss per ordinary share	$(0.07)

(1)	Excludes an aggregate of up to 11,117,103 shares subject to possible redemption at April 30, 2018.

The accompanying notes are an integral part of these condensed financial statements.

Union Acquisition Corp.
Condensed Statement of Cash Flows
(unaudited)

Three Months
Ended
April 30, 2018
Cash Flows from Operating Activities:
Net loss	$(89,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(119,397)
Changes in operating assets and liabilities:
Prepaid expenses	(215,883)
Accounts payable and accrued expenses	61,805
Net cash used in operating activities	(362,549)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Warrants	5,200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(324,629)
Net cash provided by financing activities	117,375,371

Net Change in Cash	862,822
Cash – Beginning	112,067
Cash – Ending	$974,889

Non-cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$112,487,235
Change in value of ordinary shares subject to possible redemption	$(89,073)

The accompanying notes are an integral part of these condensed financial statements.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

All activity through April 30, 2018 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

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

Following the closing of the Initial Public Offering on March 2, 2018, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $2,724,997, consisting of $2,300,000 of underwriting fees and $424,997 of offering costs.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the sale of Units in the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Act (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended January 31, 2018 as filed with the SEC on April 30, 2018, which contains the audited financial statements and notes thereto. The financial information as of January 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended January 31, 2018. The interim results for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2018 and January 31, 2018.

Marketable securities held in Trust Account

At April 30, 2018, the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at April 30, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,724,997 were charged to shareholder’s equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2018 and January 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at April 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 16,700,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 1,150,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares of common stock are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

Three Months
Ended
April 30, 2018
Net loss	$(89,074)
Less: Income attributable to ordinary shares subject to possible redemption	(115,421)
Adjusted net loss	(204,495)

Weighted average shares outstanding, basic and diluted	2,989,004

Basic and diluted net loss per ordinary share	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At April 30, 2018 and January 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company entered into an agreement commencing on February 27, 2018 to pay two affiliates of certain of the Company’s officers and directors an aggregate monthly fee of $10,000 for office space, utilities and administrative support. The agreement will terminate upon the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three months ended April 30, 2018, the Company incurred $20,000 in fees for these services, of which $15,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At April 30, 2018 and January 31, 2018, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At April 30, 2018 and January 31, 2018, there were 3,257,897 and 2,875,000 ordinary shares issued and outstanding (excluding 11,117,103 and -0- ordinary shares subject to possible redemption), respectively.

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at April 30, 2018 and January 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		April 30,	January 31,
Description	Level	2018	2018
Assets:
Marketable securities held in Trust Account	1	$116,269,397	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Union Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a Cayman Islands exempted company incorporated on November 14, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities (“business combination”). Our efforts to identify a target business will not be limited to a particular industry or geographic region, although we intend to focus our search for a target business located in Latin America.

On March 2, 2018, we consummated our initial public offering (“IPO”) of 11,500,000 units, including 1,500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share, one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. Each warrant will become exercisable on the later of the completion of an initial business combination or March 2, 2019 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The ordinary shares, rights, and warrants included in the units traded as a unit until March 19, 2018 when separate trading of ordinary shares, rights, and warrants began. Holders now have the option to continue to hold units or separate their units into the component pieces. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000.

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

All activity through April 30, 2018 related to our formation, the IPO and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended April 30, 2018, we had a net loss of $89,074, which consists of operating costs of $208,471, offset by interest income on marketable securities held in the Trust Account of $119,397.

Liquidity and Capital Resources

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

Following the IPO and the sale of the Private Placement Warrants, a total of $116,150,000 was placed in the Trust Account. We incurred $2,724,997 in IPO related costs, including $2,300,000 of underwriting fees and $424,997 of other costs.

For the three months ended April 30, 2018, cash used in operating activities was $362,549, resulting primarily from net loss of $89,074 and interest earned on marketable securities held in the Trust Account of $119,397. Changes in operating assets and liabilities used $154,078 of cash.

At April 30, 2018, we had marketable securities held in the Trust Account of $116,269,397. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At April 30, 2018, we had cash of $974,889 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2018.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at April 30, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2018, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In December 2017 we issued an aggregate of 2,875,000 ordinary shares (“Founders’ Shares”) to Kyle Bransfield, our Chief Executive Officer, and Union Group International Holdings Limited (“UGI”), an affiliate of Juan Sartori, our Chairman of the Board pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The shares were sold at a purchase price of approximately $0.01 per share. Mr. Bransfield and UGI subsequently transferred 25,000 Founders’ Shares to each of our independent directors, 100,222 Founders’ Shares to each of Ladenburg Thalmann & Co., Inc. and CIM Securities, LLC, underwriters of our IPO, and an aggregate of 979,602 Founders’ Shares to certain affiliates, in each case at the same per-share purchase price paid by Mr. Bransfield and UGI.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION ACQUISITION CORP.

Date: June 4, 2018	By:	/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer (Principal Executive
Officer and Principal Financial and Accounting
Officer)