Form 10-Q
period 2018-07-31
Union Acquisition Corp.
filed 2018-09-13
CIK 1725206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2018

or

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

As of September 12, 2018, 14,375,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

UNION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2018
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Union Acquisition Corp.
Condensed Balance Sheets

		January 31,
	July 31, 2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$886,180	$112,067
Prepaid expenses	181,625	—
Total Current Assets	1,067,805	112,067

Deferred offering costs	—	121,467
Marketable securities held in Trust Account	116,726,488	—
Total Assets	$117,794,293	$233,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$100,378	$—
Accrued offering costs	200	21,299
Promissory note – related party	—	200,000
Total Current Liabilities	100,578	221,299

Commitments

Ordinary Shares subject to possible redemption, 11,102,687 and -0- shares at redemption value as of July 31, 2018 and January 31, 2018, respectively	112,693,709	—

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 100,000,000 shares authorized; 3,272,313 and 2,875,000 shares issued and outstanding (excluding 11,102,687 and -0- shares subject to possible redemption) as of July 31, 2018 and January 31, 2018, respectively	327	288
Additional paid-in capital	4,805,967	24,712
Retained earnings/(Accumulated deficit)	193,712	(12,765)
Total Shareholders’ Equity	5,000,006	12,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,794,293	$233,534

The accompanying notes are an integral part of these condensed financial statements.

Union Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	Three Months	Six Months
	Ended	Ended
	July 31, 2018	July 31, 2018
Operating costs	$161,540	$370,011
Loss from operations	(161,540)	(370,011)

Other income:
Dividend income	457,091	576,488
Net income	$295,551	$206,477

Weighted average shares outstanding, basic and diluted (1)	3,257,897	3,125,679

Basic and diluted net loss per ordinary share	$(0.04)	$(0.11)

(1)	Excludes an aggregate of up to 11,102,687 shares subject to possible redemption at July 31, 2018.

The accompanying notes are an integral part of these condensed financial statements.

Union Acquisition Corp.
Condensed Statement of Cash Flows
(unaudited)

Six Months
Ended
July 31, 2018
Cash Flows from Operating Activities:
Net income	$206,477
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(576,488)
Changes in operating assets and liabilities:
Prepaid expenses	(181,625)
Accounts payable and accrued expenses	100,378
Net cash used in operating activities	(451,258)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Warrants	5,200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(324,629)
Net cash provided by financing activities	117,375,371

Net Change in Cash and Cash Equivalents	774,113
Cash and Cash Equivalents – Beginning	112,067
Cash and Cash Equivalents – Ending	$886,180

Non-cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$112,487,235

Change in value of ordinary shares subject to possible redemption	$206,474

The accompanying notes are an integral part of these condensed financial statements.

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

All activity through July 31, 2018 relates to the Company's formation, its initial public offering (the “Initial Public Offering”), which is described below, and searching for a Business Combination candidate.

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2018. On March 2, 2018 the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,200,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement (the “Private Placement”) to certain of the Company’s shareholders prior to the Initial Public Offering (the "Initial Shareholders"), generating total gross proceeds of $5,200,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 2, 2018, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed in a trust account (the “Trust Account”), which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $2,724,997, consisting of $2,300,000 of underwriting fees and $424,997 of offering costs.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the sale of Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the Public Shares (the "Public Shareholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the aggregate amount then on deposit in the Trust Account ($10.10 per share, plus any pro rata income earned and not previously released to the Company to pay its income and other tax obligations).

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

The Company has until December 2, 2019 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including income (which income shall be net of taxes payable, and less up to $100,000 of income to pay liquidation expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.10.

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account ($10.10 per share, plus any pro rata income earned, net of taxes payable, on funds in the Trust Account not previously released to the Company, and minus up to $100,000 of income to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Public Warrants (as defined in Note 3), the Founder Shares (as defined in Note 5) or the Private Placement Warrants. The Public Warrants and Private Placement Warrants will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, Union Group International Holdings Limited (“UGI”), one of the Company’s initial shareholders and an affiliate of the Company’s Chairman of the Board, has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, UGI will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that UGI will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Act (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended January 31, 2018 as filed with the SEC on April 30, 2018, which contains the audited financial statements and notes thereto. The financial information as of January 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended January 31, 2018. The interim results for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019 or for any future interim periods.

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

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At July 31, 2018 and January 31, 2018, the Company had $886,180 of $0 of cash equivalents, respectively.

Marketable securities held in Trust Account

At July 31, 2018, the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at July 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of July 31, 2018 and January 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at July 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 16,700,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 1,150,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares of common stock are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	July 31, 2018	July 31, 2018
Net income	$295,551	$206,477
Less: Income attributable to ordinary shares subject to possible redemption	(441,321)	(556,599)
Adjusted net loss	(145,770)	(350,122)

Weighted average shares outstanding, basic and diluted	3,257,897	3,125,679

Basic and diluted net loss per ordinary share	$(0.04)	$(0.11)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk may consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At July 31, 2018 and January 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements, primarily due to their short-term nature.

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

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, certain of the Initial Shareholders purchased an aggregate of 5,200,000 Private Placement Warrants at $1.00 per Private Placement Warrant (or an aggregate purchase price of $5,200,000). Each Private Placement Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

Note 5 — Related Party Transactions

Founder Shares

In December 2017, the Company issued an aggregate of 2,875,000 ordinary shares to the Initial Shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any units purchased by them in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full, 375,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note – Related Party

On December 4, 2017, the Company issued an unsecured promissory note to UGI, pursuant to which the Company borrowed an aggregate principal amount of $200,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2018, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on March 2, 2018.

Administrative Services Agreement

The Company entered into an agreement commencing on February 27, 2018 to pay two affiliates of certain of the Company’s officers and directors an aggregate monthly fee of $10,000 for office space, utilities and administrative support. The agreement will terminate upon the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three and six months ended July 31, 2018, the Company incurred $30,000 and $50,000 in fees for these services, of which $45,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Business Combination Marketing Agreement

On February 27, 2018, the Company engaged certain advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay these entities an aggregate cash fee for such services upon the consummation of a Business Combination of $4,065,250 (exclusive of any applicable finders’ fees which might become payable). If a Business Combination is not consummated for any reason, no fee shall be due or payable to the advisors.

Note 7 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At July 31, 2018 and January 31, 2018, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At July 31, 2018 and January 31, 2018, there were 3,272,313 and 2,875,000 ordinary shares issued and outstanding (excluding 11,102,687 and -0- ordinary shares subject to possible redemption), respectively.

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

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at July 31, 2018 and January 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		July 31,	January 31,
Description	Level	2018	2018
Assets:
Marketable securities held in Trust Account	1	$116,726,488	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All activity through July 31, 2018 related to our formation, the IPO and our search for a target business with which to complete an initial business combination.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended July 31, 2018, we had a net income of $295,551 and $206,477, respectively, which consists of dividend income on marketable securities held in the Trust Account of $457,091 and $576,488, respectively, offset by operating costs of $161,540 and $370,011, respectively.

Liquidity and Capital Resources

On March 2, 2018, we consummated the IPO of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,200,000 Private Placement Warrants to our Initial Shareholders at a price of $1.00 per warrant, generating gross proceeds of $5,200,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $116,150,000 was placed in the Trust Account. We incurred $2,724,997 in IPO related costs, consisting of $2,300,000 of underwriting fees and $424,997 of other costs.

For the six months ended July 31, 2018, cash used in operating activities was $451,258. Net income of $206,477 was impacted by dividend income earned on marketable securities held in the Trust Account of $576,488 and changes in operating assets and liabilities, which used $81,247 of cash.

At July 31, 2018, we had marketable securities held in the Trust Account of $116,726,488. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw income from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At July 31, 2018, we had cash of $886,180 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Initial Shareholders or an affiliate of our Initial Shareholders or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay two affiliates of certain of our officers and directors a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on February 27, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at July 31, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2018, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In December 2017 we issued an aggregate of 2,875,000 ordinary shares (“Founders’ Shares”) to Kyle Bransfield, our Chief Executive Officer, and Union Group International Holdings Limited (“UGI”), one of the Company’s initial shareholders and an affiliate of Juan Sartori, our Chairman of the Board pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares were sold at a purchase price of approximately $0.01 per share. Mr. Bransfield and UGI subsequently transferred 25,000 Founders’ Shares to each of our independent directors, 100,222 Founders’ Shares to each of Ladenburg Thalmann & Co., Inc. and CIM Securities, LLC, underwriters of our IPO, and an aggregate of 979,602 Founders’ Shares to certain affiliates, in each case at the same per-share purchase price paid by Mr. Bransfield and UGI.

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

UNION ACQUISITION CORP.

Date: September 13, 2018	By:	/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer (Principal Executive
Officer and Principal Financial and Accounting
Officer)