Form 10-Q
period 2018-10-31
Union Acquisition Corp.
filed 2018-12-11
CIK 1725206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2018

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-38405

UNION ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

444 Madison Avenue, Floor 34, New York, New York
(Address of principal executive offices)

(212) 981-0630
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 10, 2018, 14,375,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

UNION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2018
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Union Acquisition Corp.
Condensed Balance Sheets

	October 31,	January 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$584,786	$112,067
Prepaid expenses	227,898	—
Total Current Assets	812,684	112,067

Deferred offering costs	—	121,467
Marketable securities held in Trust Account	117,255,039	—
Total Assets	$118,067,723	$233,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$69,595	$—
Accrued offering costs	—	21,299
Promissory note – related party	—	200,000
Total Current Liabilities	69,595	221,299

Commitments

Ordinary Shares subject to possible redemption, 11,082,495 and -0- shares at redemption value as of October 31, 2018 and January 31, 2018, respectively	112,998,120	—

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 100,000,000 shares authorized; 3,292,505 and 2,875,000 shares issued and outstanding (excluding 11,082,495 and -0- shares subject to possible redemption) as of October 31, 2018 and January 31, 2018, respectively	329	288
Additional paid-in capital	4,501,554	24,712
Retained earnings/(Accumulated deficit)	498,125	(12,765)
Total Shareholders’ Equity	5,000,008	12,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,067,723	$233,534

The accompanying notes are an integral part of these condensed financial statements.

Union Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	Three Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2018	2018
Operating costs	$224,138	$594,149
Loss from operations	(224,138)	(594,149)

Other income:
Dividend income	528,551	1,105,039
Net income	$304,413	$510,890

Weighted average shares outstanding, basic and diluted (1)	3,272,313	3,175,094

Basic and diluted net loss per ordinary share	$(0.06)	$(0.17)

(1)	Excludes an aggregate of up to 11,082,495 shares subject to possible redemption at October 31, 2018.

The accompanying notes are an integral part of these condensed financial statements.

Union Acquisition Corp.
Condensed Statement of Cash Flows
(unaudited)

Nine Months
Ended
October 31, 2018
Cash Flows from Operating Activities:
Net income	$510,890
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(1,105,039)
Changes in operating assets and liabilities:
Prepaid expenses	(227,898)
Accounts payable and accrued expenses	69,595
Net cash used in operating activities	(752,452)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Warrants	5,200,000
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(324,829)
Net cash provided by financing activities	117,375,171

Net Change in Cash and Cash Equivalents	472,719
Cash and Cash Equivalents – Beginning	112,067
Cash and Cash Equivalents – Ending	$584,786

Non-cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$112,487,235

Change in value of ordinary shares subject to possible redemption	$510,885

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

All activity through October 31, 2018 relates to the Company's formation, its initial public offering (the “Initial Public Offering”), which is described below, searching for a Business Combination candidate, and activities in connection with the proposed Business Combination with Bioceres, Inc., a Delaware corporation (“Bioceres, Inc.”), as described in Note 7.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended January 31, 2018 as filed with the SEC on April 30, 2018, which contains the audited financial statements and notes thereto. The financial information as of January 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended January 31, 2018. The interim results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019 or for any future interim periods.

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

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At October 31, 2018 and January 31, 2018, the Company had $584,786 and $0 of cash equivalents, respectively.

Marketable securities held in Trust Account

At October 31, 2018, the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at October 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of October 31, 2018 and January 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at October 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 16,700,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 1,150,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares of common stock are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

	Three Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2018	2018
Net income	$304,413	$510,890
Less: Income attributable to ordinary shares subject to possible redemption	(509,365)	(1,064,926)
Adjusted net loss	(204,952)	(554,036)

Weighted average shares outstanding, basic and diluted	3,272,313	3,175,094

Basic and diluted net loss per ordinary share	$(0.06)	$(0.17)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk may consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At October 31, 2018 and January 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements, primarily due to their short-term nature.

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement commencing on February 27, 2018 to pay two affiliates of certain of the Company’s officers and directors an aggregate monthly fee of $10,000 for office space, utilities and administrative support. The agreement will terminate upon the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three and nine months ended October 31, 2018, the Company incurred $30,000 and $80,000 in fees for these services, of which $55,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

Note 7 — Bioceres Business Combination

On November 8, 2018, the Company announced entry into a Share Exchange Agreement, by and among the Company, Joseph J. Schena, solely in his capacity as representative of the holders of the Company’s ordinary shares, and Bioceres, Inc. (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, among other things, (i) Bioceres S.A., an Argentine corporation and the parent company of Bioceres, Inc., will form a new entity, New Bioceres Inc., a Delaware corporation (“Bioceres”), and Bioceres, Inc. will contribute all of its assets and liabilities to Bioceres, in exchange for all of the outstanding stock of Bioceres (“Bioceres stock”); (ii) Bioceres, Inc. will convert into a Delaware limited liability company, Bioceres LLC; and (iii) Bioceres S.A. will contribute all of its equity interest in its majority owned subsidiary, Bioceres Semillas, S.A. (“Bioceres Semillas”) to Bioceres LLC (the transactions described in (i), (ii) and (iii), collectively, the “Reorganization”). Following the Reorganization, Bioceres LLC will contribute all if its equity interest in Bioceres and Bioceres Semillas to the Company in exchange for 27,116,174 ordinary shares of the Company (“UAC Shares”) and 7,500,000 warrants (“UAC Warrants”), each to purchase one UAC Share (the “Exchange,” and together with the Reorganization and the other transactions contemplated by the Exchange Agreement, the “Business Combination”). In addition, the consideration payable in connection with the minority ownership of Bioceres Semillas, if the minority holders exercise their tag along rights in connection with the consummation of the Business Combination, will be in the form of UAC Shares and/or cash and shall be equal to an amount not to exceed $2,000,000 to be payable to the minority holders of Bioceres Semillas by Bioceres S.A. The number of UAC Shares exchanged for Bioceres stock and all of the issued and outstanding stock of Bioceres Semillas owned by Bioceres LLC shall not exceed 27,116,174. Upon the consummation of the Business Combination, all of the Bioceres stock outstanding immediately prior to the effective time of the Exchange shall be automatically cancelled, extinguished and converted into 27,116,174 UAC Shares and 7,500,000 UAC Warrants.

UNION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The consummation of the Business Combination is subject to customary closing conditions, including approval by the Company’s shareholders. In addition, consummation of the Business Combination is subject to (a) the Company having at least $5,000,001 of net tangible assets upon closing of the Business Combination, (b) the listing of the combined company’s shares on the New York Stock Exchange upon the closing of the Business Combination, (c) the consummation of the transactions contemplated by the Exchange Agreement, (d) the exercise of the Rizobacter option (as such term is defined in the Exchange Agreement); (e) the indebtedness of the Group Companies (as such term is defined in the Exchange Agreement) not to exceed $101 million; and (f) no Bioceres Material Adverse Effect (as such term is defined in the Exchange Agreement) having occurred.

Note 8 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At October 31, 2018 and January 31, 2018, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At October 31, 2018 and January 31, 2018, there were 3,292,505 and 2,875,000 ordinary shares issued and outstanding (excluding 11,082,495 and -0- ordinary shares subject to possible redemption), respectively.

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

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at October 31, 2018 and January 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		October 31,	January 31,
Description	Level	2018	2018
Assets:
Marketable securities held in Trust Account	1	$117,255,039	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December 11, 2018, the date that the financial statements were issued. Other than as described in Note 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Recent Developments

On November 8, 2018, we announced entry into a Share Exchange Agreement, by and among the Company, Joseph J. Schena, solely in his capacity as representative of the holders of the Company’s ordinary shares, and Bioceres, Inc. (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, among other things, (i) Bioceres S.A., an Argentine corporation and the parent company of Bioceres, Inc., will form a new entity, New Bioceres Inc., a Delaware corporation (“Bioceres”), and Bioceres, Inc. will contribute all of its assets and liabilities to Bioceres, in exchange for all of the outstanding stock of Bioceres (“Bioceres stock”); (ii) Bioceres, Inc. will convert into a Delaware limited liability company, Bioceres LLC; and (iii) Bioceres S.A. will contribute all of its equity interest in its majority owned subsidiary, Bioceres Semillas, S.A. (“Bioceres Semillas”) to Bioceres LLC (the transactions described in (i), (ii) and (iii), collectively, the “Reorganization”). Following the Reorganization, Bioceres LLC will contribute all if its equity interest in Bioceres and Bioceres Semillas to our company in exchange for 27,116,174 of our ordinary shares (“UAC Shares”) and 7,500,000 warrants (“UAC Warrants”), each to purchase one UAC Share (the “Exchange,” and together with the Reorganization and the other transactions contemplated by the Exchange Agreement, the “Business Combination”). In addition, the consideration payable in connection with the minority ownership of Bioceres Semillas, if the minority holders exercise their tag along rights in connection with the consummation of the Business Combination, will be in the form of UAC Shares and/or cash and shall be equal to an amount not to exceed $2,000,000 to be payable to the minority holders of Bioceres Semillas by Bioceres S.A. The number of UAC Shares exchanged for Bioceres stock and all of the issued and outstanding stock of Bioceres Semillas owned by Bioceres LLC shall not exceed 27,116,174. Upon the consummation of the Business Combination, all of the Bioceres stock outstanding immediately prior to the effective time of the Exchange shall be automatically cancelled, extinguished and converted into 27,116,174 UAC Shares and 7,500,000 UAC Warrants.

The consummation of the Business Combination is subject to customary closing conditions, including approval by the Company’s shareholders. In addition, consummation of the Business Combination is subject to (a) the Company having at least $5,000,001 of net tangible assets upon closing of the Business Combination, (b) the listing of the combined company’s shares on the New York Stock Exchange upon the closing of the Business Combination, (c) the consummation of the transactions contemplated by the Exchange Agreement, (d) the exercise of the Rizobacter option (as such term is defined in the Exchange Agreement); (e) the indebtedness of the Group Companies (as such term is defined in the Exchange Agreement) not to exceed $101 million; and (f) no Bioceres Material Adverse Effect (as such term is defined in the Exchange Agreement) having occurred. The transaction is expected to close in the first quarter of 2019.

Overview

We are a Cayman Islands exempted company incorporated on November 14, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities (“business combination”). Our efforts to identify a target business is not limited to a particular industry or geographic region, although we have focused our search for a target business located in Latin America.

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

Simultaneously with the consummation of the IPO, we consummated the private placement of 5,200,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant, generating total proceeds of $5,200,000. The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO except that the Private Placement Warrants: (i) are not redeemable by us and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

All activity through October 31, 2018 related to our formation, the IPO, our search for a target business with which to complete an initial business combination and activities in connection with the proposed Business Combination with Bioceres, Inc.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended October 31, 2018, we had a net income of $304,413 and $510,890, respectively, which consists of dividend income on marketable securities held in the Trust Account of $528,551 and $1,105,039, respectively, offset by operating costs of $224,138 and $594,149, respectively.

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

For the nine months ended October 31, 2018, cash used in operating activities was $752,452. Net income of $510,890 was offset by dividend income earned on marketable securities held in the Trust Account of $1,105,039 and changes in operating assets and liabilities, which used $158,303 of cash.

At October 31, 2018, we had marketable securities held in the Trust Account of $117,255,039. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw income from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At October 31, 2018, we had cash and cash equivalents of $584,786 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2018.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at October 31, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2018, we were not subject to any market or interest rate risk. Upon the consummation of our Initial Public Offering, the proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

UNION ACQUISITION CORP.

Date: December 11, 2018	By:	/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer (Principal Executive
Officer and Principal Financial and Accounting
Officer)