Form 10-K
period 2019-01-31
Union Acquisition Corp.
filed 2019-03-05
CIK 1725206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2019

Commission File Number 001-38405

UNION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

444 Madison Avenue, Fl 34, New York, New York	10022
(Address of principal executive offices)	(zip code)

(212) 981-0630
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	New York Stock Exchange

Ordinary Shares, $.0001 par value per share	New York Stock Exchange

Rights, each exercisable for one-tenth (1/10) of one ordinary share	New York Stock Exchange

Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $111,464,000.

As of March 4, 2019, 14,375,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s definitive proxy statement/prospectus dated February 11, 2019, as filed with the Securities and Exchange Commission on February 11, 2019, pursuant to Rule 424(b)(3) (SEC File No. 333-228997) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

UNION ACQUISITION CORP.
FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Union Acquisition Corp.

Introduction

We are a Cayman Islands exempted company incorporated on November 14, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities, which we refer to as a “target business”. Our efforts to identify a target business have not been limited to a particular industry or geographic region, although we have focused our search for a target business located in Latin America.

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

Initial Public Offering

On March 2, 2018, we consummated our IPO of 11,500,000 units, including 1,500,000 units which were subject to the over-allotment option granted to the underwriters of the IPO, with each unit consisting of one ordinary share, one right, and one redeemable warrant. Each right is exchangeable for one-tenth (1/10) of one ordinary share upon the consummation of our initial business combination. Each warrant will become exercisable on the later of the completion of an initial business combination or March 2, 2019 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The ordinary shares, rights, and warrants included in the units traded as a unit until March 19, 2018, when separate trading of ordinary shares, rights, and warrants began. Holders now have the option to continue to hold units or separate their units into the component pieces. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement of 5,200,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, generating total proceeds of $5,200,000. The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO and are exercisable on a cashless basis only. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

We paid a total of $2,300,000 in underwriting discounts and commissions at the closing of the IPO and $424,997 for other costs and expenses related to our formation and the IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO and simultaneous private placement were approximately $117,475,000. Of these amounts, $116,150,000 was deposited into a trust account established in connection with the IPO, and approximately $1,325,000 became available to be used to provide for business, legal, and accounting due diligence on prospective target businesses and continuing general and administrative expenses. We may withdraw from the trust account interest earned on the funds held therein necessary to pay our franchise and income taxes. Except as described above, these funds will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period.

On November 8, 2018, we entered into a Share Exchange Agreement (as may be amended from time to time), by and among our company, Joseph J. Schena, solely in his capacity as representative of the holders of our ordinary shares, and Bioceres, Inc. (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, among other things, (i) Bioceres S.A., an Argentine corporation and the parent company of Bioceres, Inc., will form a new entity, New Bioceres Inc., a Delaware corporation (“Bioceres”), and Bioceres, Inc. will contribute all of its assets and liabilities to Bioceres, in exchange for all of the outstanding stock of Bioceres (“Bioceres stock”); (ii) Bioceres, Inc. will convert into a Delaware limited liability company, Bioceres LLC; and (iii) Bioceres S.A. will contribute all of its equity interest in its majority owned subsidiary, Bioceres Semillas, S.A. (“Bioceres Semillas”) to Bioceres LLC (the transactions described in (i), (ii) and (iii), collectively, the “Reorganization”). Following the Reorganization, Bioceres LLC will contribute all if its equity interest in Bioceres and Bioceres Semillas to our company in exchange for 27,116,174 of our ordinary shares (“UAC Shares”) and 7,500,000 warrants, each to purchase one UAC Share (the “Exchange,” and together with the Reorganization and the other transactions contemplated by the Exchange Agreement, the “Business Combination”). In addition, the consideration payable in connection with the minority ownership of Bioceres Semillas, if the minority holders exercise their tag-along rights in connection with the consummation of the Business Combination, will be in the form of UAC Shares and/or cash and shall be equal to an amount not to exceed $2,000,000 to be payable to the minority holders of Bioceres Semillas by Bioceres S.A. The number of UAC Shares exchanged for Bioceres stock and all of the issued and outstanding stock of Bioceres Semillas owned by Bioceres LLC shall not exceed 27,116,174. Upon the consummation of the Business Combination, all of the Bioceres stock outstanding immediately prior to the effective time of the Business Combination shall be automatically cancelled, extinguished and converted into 27,116,174 UAC Shares and 7,500,000 warrants.

The consummation of the Business Combination is subject to (a) the Company having at least $5,000,001 of net tangible assets upon closing of the Business Combination, (b) the listing of the combined company’s shares on the New York Stock Exchange upon the closing of the Business Combination, (c) the consummation of the transactions contemplated by the Exchange Agreement, (d) the exercise of the Rizobacter option (as such term is defined in the Exchange Agreement); (e) the indebtedness of the Group Companies (as such term is defined in the Exchange Agreement) not to exceed $101 million; and (f) no Bioceres Material Adverse Effect (as such term is defined in the Exchange Agreement) having occurred.

For further details regarding our business following the consummation of the Business Combination, see the section titled “Information about Bioceres” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations following the consummation of the Business Combination, see the section titled “Risk Factors” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our executive offices at 444 Madison Avenue, Floor 34, New York, NY 10022, pursuant to an agreement with Atlantic-Pacific Capital, Inc., an affiliate of Mr. Bransfield, our Chief Executive Officer, and UCG International Corp., an affiliate of Mr. Sartori, our Chairman. The cost for this and other space made available to us by such firms is included in the aggregate $10,000 per-month fee we pay to such entities for general and administrative services. We believe, based on rents and fees for similar services, that the fee charged by Atlantic-Pacific Capital, Inc. and UCG International Corp. is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations. The arrangement with Atlantic-Pacific Capital and UCG International Corp. will terminate upon consummation of the Business Combination. At that time, our offices will become those of Bioceres.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, rights, and warrants are currently listed on the New York Stock Exchange (“NYSE”) under the symbols LTN U, LTN, LTN RT, and LTN WS, respectively. Our units commenced public trading on February 28, 2018, and the ordinary shares, rights, and warrants commenced separate public trading on March 22, 2018.

Holders

As of February 28, 2019, there was 1 holder of record of our units, 18 holders of record of our ordinary shares, 1 holder of record of our rights, and 12 holders of record of our warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2017, we issued an aggregate of 2,875,000 ordinary shares (“Founders’ Shares”) to Mr. Bransfield and Union Group International Holdings Limited (“UGI”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The shares were sold at a purchase price of approximately $0.01 per share. Mr. Bransfield and UGI subsequently transferred 25,000 Founders’ Shares to each of our independent directors, 100,222 Founders’ Shares to each of Ladenburg Thalmann & Co., Inc. and CIM Securities, LLC, underwriters of our IPO, and an aggregate of 979,602 Founders’ Shares to certain affiliates, in each case at the same per-share purchase price paid by Mr. Bransfield and UGI.

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

The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO and are exercisable on a cashless basis only. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

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

		November 14,
	Year Ended	2017 (inception)
	January	through January
	31, 2019	31, 2018
Income Statement Data:
Loss from operations	$(972,198)	$(12,765)
Net income (loss)	742,351	(12,765)
Basic and diluted loss per share	(0.28)	(0.01)

Balance Sheet Data:
Working capital (deficiency)	$365,040	$(109,232)
Cash	337,004	-
Marketable securities held in Trust Account	117,864,549	-
Total assets	118,321,841	233,534
Total liabilities	92,252	221,299
Ordinary shares subject to possible redemption	113,229,582	-
Total shareholders’ equity	5,000,007	12,235

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

Recent Developments

On November 8, 2018, we entered into the Exchange Agreement.

Pursuant to the Exchange Agreement, among other things, (i) Bioceres S.A., an Argentine corporation and the parent company of Bioceres, Inc., will form a new entity, New Bioceres Inc., a Delaware corporation (“Bioceres”), and Bioceres, Inc. will contribute all of its assets and liabilities to Bioceres, in exchange for all of the Bioceres stock; (ii) Bioceres, Inc. will convert into a Delaware limited liability company, Bioceres LLC; and (iii) Bioceres S.A. will contribute all of its equity interest in its majority owned subsidiary, Bioceres Semillas to Bioceres LLC. Following the Reorganization, Bioceres LLC will contribute all if its equity interest in Bioceres and Bioceres Semillas to our company in exchange for 27,116,174 UAC Shares and 7,500,000 warrants. In addition, the consideration payable in connection with the minority ownership of Bioceres Semillas, if the minority holders exercise their tag-along rights in connection with the consummation of the Business Combination, will be in the form of UAC Shares and/or cash and shall be equal to an amount not to exceed $2,000,000 to be payable to the minority holders of Bioceres Semillas by Bioceres S.A. The number of UAC Shares exchanged for Bioceres stock and all of the issued and outstanding stock of Bioceres Semillas owned by Bioceres LLC shall not exceed 27,116,174. Upon the consummation of the Business Combination, all of the Bioceres stock outstanding immediately prior to the effective time of the Exchange shall be automatically cancelled, extinguished and converted into 27,116,174 UAC Shares and 7,500,000 UAC Warrants.

The consummation of the Business Combination is subject to (a) the Company having at least $5,000,001 of net tangible assets upon closing of the Business Combination, (b) the listing of the combined company’s shares on the New York Stock Exchange upon the closing of the Business Combination, (c) the consummation of the transactions contemplated by the Exchange Agreement, (d) the exercise of the Rizobacter option (as such term is defined in the Exchange Agreement); (e) the indebtedness of the Group Companies (as such term is defined in the Exchange Agreement) not to exceed $101 million; and (f) no Bioceres Material Adverse Effect (as such term is defined in the Exchange Agreement) having occurred.

Overview

We are a Cayman Islands exempted company incorporated on November 14, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities.

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

Simultaneously with the consummation of the IPO, we consummated the private placement of 5,200,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $5,200,000. The Private Placement Warrants were purchased by certain of our initial shareholders. The Private Placement Warrants are identical to the warrants included in the units sold in the IPO and are exercisable on a cashless basis only. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of the Company’s initial business combination.

All activity through January 31, 2019 related to our formation, the IPO, our search for a target business with which to complete an initial business combination and activities in connection with the proposed Business Combination with Bioceres, Inc.

Results of Operations

We will not generate any operating revenues until the closing and completion of our initial business combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended January 31, 2019, we had a net income of $742,351, which consists of dividend income on marketable securities held in the Trust Account of $1,714,549, offset by operating costs of $972,198.

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

For the year ended January 31, 2019, cash used in operating activities was $1,000,234. Net income of $742,351 was offset by dividend income earned on marketable securities held in the Trust Account of $1,714,549 and changes in operating assets and liabilities, which used $28,036 of cash.

At January 31, 2019, we had marketable securities held in the Trust Account of $117,864,549. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw income from the Trust Account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At January 31, 2019, we had cash and cash equivalents of $337,004 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of December 31, 2018, we had cash and cash equivalents of $337,004 held outside of the Trust Account and working capital of $365,040. Until the consummation of an initial business combination, we will be using the funds not held in the Trust Account for primarily to identify a target business, undertake in-depth due diligence and negotiate an initial business combination. Our Initial Shareholders, officers, directors or their affiliates are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of January 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay two affiliates of certain of the Company's officers and directors a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on February 27, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at January 31, 2019, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2019, we were not subject to any market or interest rate risk. Upon the consummation of our IPO, the proceeds held in the Trust Account were invested in a money market fund comprised of U.S. Treasury Bills. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears under Item 16 of this Report and is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at January 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of January 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the fiscal period ended January 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Juan Sartori	38	Chairman of the Board
Kyle P. Bransfield	35	Chief Executive Officer and Director
Gerald W. Haddock	71	Director
Daniel W. Fink	41	Director
Joseph J. Schena	60	Director

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

Kyle P. Bransfield has served as our Chief Executive Officer and a director since December 2017. Mr. Bransfield is a Partner of Atlantic-Pacific Capital and has lead the firm’s global direct private placement and structured investment activities since 2015. Mr. Bransfield has over 12 years of experience in direct equity and debt private markets principal investing, capital raising, and investment banking. Prior to joining Atlantic-Pacific, Mr. Bransfield was an investment banker in Sagent Advisors’ Private Financing Solutions Group from 2014 to 2015. Prior to Sagent, Mr. Bransfield spent five years from 2009 to 2014 as a Principal and General Partner at CS Capital Partners, a Philadelphia-based multi-family office focused on alternative investments. In his role there, he co-managed a portfolio of direct investments, served as an observer to several boards of directors, and fulfilled operating roles within portfolio companies. In 2006, Mr. Bransfield began his career in the Mergers & Acquisitions Group at Stifel Nicolaus Weisel. Mr. Bransfield received a B.S. in Business Administration from American University.

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

For information relating to our officers and directors following consummation of the Business Combination, see the section titled “Management after the Business Combination” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

Director Independence

Our board has determined that each of Messrs. Haddock, Fink and Schena is an “independent director” under the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. For information relating to our independent directors following consummation of the Business Combination, see the section titled “Management after the Business Combination” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective February 27, 2018, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which currently consists of Messrs. Haddock, Fink, and Schena, each of whom is an independent director under NYSE’s listing standards. For information relating to our audit committee following consummation of the Business Combination, see the section titled “Management after the Business Combination” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE’s listing standards. In addition, we must certify to NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Schena currently qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective February 27, 2018, we established a nominating committee of the board of directors, which consists of Messrs. Haddock, Fink, and Schena, each of whom is an independent director under NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. For information relating to our nominating committee following consummation of the Business Combination, see the section titled “Management after the Business Combination” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

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

Compensation Committee

Effective February 27, 2018, we established a compensation committee of the board of directors, which consists of Messrs. Haddock, Fink and Schena, each of whom is an independent director under NYSE’s listing standards. For information relating to our compensation committee following consummation of the Business Combination, see the section titled “Management after the Business Combination” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended January 31, 2019, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing February 27, 2018, we pay Atlantic-Pacific Capital, Inc. and UCG International Corp., affiliates of Messrs. Bransfield and Sartori, respectively, an aggregate fee of $10,000 per month for providing us with office space and certain general and administrative services. However, this arrangement is solely for our benefit and is not intended to provide to our executive officers or directors compensation in lieu of a salary. This arrangement will terminate upon consummation of the Business Combination.

For information relating to the compensation of our officers and directors following consummation of the Business Combination, see the section titled “Management after the Business Combination” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 28, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights or warrants included in the units offered in the IPO or the Private Placement Warrants as these rights and warrants are not convertible or exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares
Juan Sartori	1,619,954	(2)	11.3%
Kyle P. Bransfield	730,684	(3)	5.1%
Gerald W. Haddock	25,000		*
Daniel W. Fink	25,000		*
Joseph J. Schena	25,000		*
All directors and executive officers as a group (five individuals)	2,425,638	(4)	16.9%

Polar Asset Management Partners Inc. 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada	1,410,000	(5)	9.8%
Weiss Asset Management LP 222 Berkeley Street. 16th Floor Boston, MA 02116	826,875	(6)	5.8%
AQR Capital Management, LLC Two Greenwich Plaza Greenwich, CT 06830	1,250,000	(7)	10.0%
Karpus Investment Management 183 Sully’s Trail Pittsford, NY 14534	842,217	(8)	5.9%
Westchester Capital Management, LLC 100 Summit Drive Valhalla, NY 10595	801,312	(9)	5.6%
____________________

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 444 Madison Ave, Fl 34, New York, NY 10022.
(2)	Represents shares held by Union Group International Holdings Limited, an entity controlled by Mr. Sartori as of December 31, 2018, as reported on Schedule 13G filed with the SEC on January 31, 2019.
(3)	Includes shares held by Union Acquisition Associates, LLC, an entity controlled by Mr. Bransfield and shares held by Pensco Trust Company in Mr. Bransfield’s name as the beneficiary.
(4)	Includes shares held by Union Group International Holdings Limited and Union Acquisition Associates, LLC. See footnotes 2 and 3 above.
(5)	The information with respect to Polar Asset Management Inc. is derived from Schedule 13G filed with the Securities and Exchange Commission on February 11, 2019.
(6)

The information with respect to Weiss Asset Management LP is derived from Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2019. Weiss Asset Management LP (“Weiss Asset Management”) shares voting and investment power with the reporting persons named therein. According to such Amendment No. 1 to Schedule 13G, shares reported for BIP GP LLC (“BIP GP”) (which shares voting and investment power with respect to 537,234 shares) include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP, LLC (“WAM GP”) (which shares voting and investment power with respect to 826,875 shares) is the sole general partner of Weiss Asset Management. Andrew M. Weiss, Ph.D. (“Andrew Weiss”) (who shares voting and investment power with respect to 826,875 shares) is the 2 managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership.

(7)

The information with respect to AQR Capital Management, LLC is derived from Schedule 13G filed with the Securities and Exchange Commission on March 9, 2018. AQR Capital Management, LLC shares voting and investment power with the reporting persons named therein. According to such Schedule 13G, AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC (which shares voting and investment power with respect to 1,250,000 shares). CNH Partners, LLC (which shares voting and investment power with respect to 1,250,000 shares) is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and CNH Partners, LLC act as investment manager to AQR Absolute Return Master Account, L.P. (which shares voting and investment power with respect to 1,000,000 shares). AQR Principal Global Asset Allocation, LLC (which shares voting and investment power with respect to 1,000,000 shares) is the general partner of AQR Absolute Return Master Account, L.P.

(8)	The information with respect to Karpus Investment Management is derived from Schedule 13G filed with the Securities and Exchange Commission on February 14, 2019.
(9)	The information with respect to Westchester Capital Management, LLC is derived from Schedule 13G filed with the Securities and Exchange Commission on February 12, 2019.

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

Equity Compensation Plans

As of January 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement/prospectus dated February 11, 2019, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP currently acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended January 31, 2019 and for the period from November 14, 2017 (inception) through January 31, 2018, fees for our independent registered public accounting firm were $132,245 and $91,935, respectively, for the professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

During the fiscal period ended January 31, 2019 and 2018, our independent registered public accounting firm did not render any non audit-related services.

Tax Fees

During the fiscal period ended January 31, 2019 and 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended January 31, 2019 and 2018, there were no fees billed or paid for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

In accordance with Section 10A(i) of the Exchange Act, the audit committee pre-approved all of the foregoing services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:
None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of November 8, 2018, by and among Union Acquisition Corp., Joseph J. Schena, in his capacity as the Pre-Closing Union Representative and Bioceres, Inc. (Incorporated by reference to Exhibit 2.1 to UAC’s Current Report on Form 8-K (File No. 001-38405), filed with the SEC on November 13, 2018.
2.2	Amendment to the Share Exchange Agreement, dated December 19, 2018 (Incorporated by reference to Exhibit 10.1 to UAC’s Current Report on Form 8-K (File No. 001-38405), filed with the SEC on December 20, 2018.
3.1	Amended and Restated Memorandum and Articles of Association.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.5	Specimen Rights Certificate.**
4.6	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.7	Letter Agreement with respect to Private Placement Warrants by and between Union Acquisition Corp. and the holders named therein (Incorporated by reference to Exhibit 10.2 to UAC’s Current Report on Form 8-K (File No. 001-38405), filed with the SEC on December 20, 2018.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.**
10.5	Form of Registration Rights Agreement**
10.6.1	Form of subscription agreement for private warrants being purchased by officers, directors and affiliates**
10.6.2	Form of subscription agreement for private warrants being purchased by underwriters**
10.7	Form of Administrative Services Agreement.**
10.8	Lock-up Agreement, dated as of November 8, 2018, by and among Union Acquisition Corp., Joseph J. Schena, in his capacity as the Pre-Closing Union Representative and Bioceres, Inc. (Incorporated by reference to Exhibit 10.2 to UAC’s Current Report on Form 8-K (File No. 001-38405), filed with the SEC on November 13, 2018.
14	Code of Ethics.**
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-222744).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2019.

UNION ACQUISITION CORP.

By:	/s/ Kyle P. Bransfield
Kyle P. Bransfield
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Juan Sartori	Chairman of the Board	March 4, 2019
Juan Sartori

/s/ Kyle P. Bransfield Kyle P. Bransfield	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 4, 2019

/s/ Gerald Haddock	Director	March 4, 2019
Gerald Haddock

/s/ Daniel W. Fink	Director	March 4, 2019
Daniel W. Fink

/s/ Joseph J. Schena	Director	March 4, 2019
Joseph J. Schena

UNION ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Union Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Union Acquisition Corp. (the “Company”) as of January 31, 2019 and 2018, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended January 31, 2019 and for the period from November 14, 2017 (inception) through January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended January 31, 2019 and for the period from November 14, 2017 (inception) through January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of January 31, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
March 4, 2019

UNION ACQUISITION CORP.
BALANCE SHEETS

	January 31,	January 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$337,004	$112,067
Prepaid expenses	120,288	—
Total Current Assets	457,292	112,067

Deferred offering costs	—	121,467
Marketable securities held in Trust Account	117,864,549	—
Total Assets	$118,321,841	$233,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$92,252	$—
Accrued offering costs	—	21,299
Promissory note – related party	—	200,000
Total Current Liabilities	92,252	221,299

Commitments

Ordinary Shares subject to possible redemption, 11,047,768 and -0- shares at redemption value as of January 31, 2019 and 2018, respectively	113,229,582	—

Shareholders’ Equity
Preference Shares, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 100,000,000 shares authorized; 3,327,232 and 2,875,000 shares issued and outstanding (excluding 11,047,768 and -0- shares subject to possible redemption) as of January 31, 2019 and 2018, respectively	333	288
Additional paid-in capital	4,270,088	24,712
Retained earnings/(Accumulated deficit)	729,586	(12,765)
Total Shareholders’ Equity	5,000,007	12,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,321,841	$233,534

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the Period
		from November
		14, 2017
		(Inception)
	Year Ended	through
	January 31,	January 31,
	2019	2018
Operating costs	$972,198	$12,765
Loss from operations	(972,198)	(12,765)

Other income:
Dividend income on marketable securities held in Trust Account	1,714,549	—
Net income (loss)	$742,351	$(12,765)

Weighted average shares outstanding, basic and diluted (1)	3,204,688	2,500,000

Basic and diluted net loss per ordinary share	$(0.28)	$(0.01)
____________________

(1)

Excludes an aggregate of 11,047,768 shares subject to possible redemption at January 31, 2019 and an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full at January 31, 2018.

(2)	Excludes dividend income of $1,647,167 attributable to shares subject to possible redemption for the year ended January 31, 2019 (see Note 3).

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				(Accumulated
			Additional	Deficit)/	Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances, November 14, 2017 (Inception)	—	$—	$—	$—	$—

Ordinary shares issued to Initial Shareholders	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(12,765)	(12,765)

Balances, January 31, 2018	2,875,000	288	24,712	(12,765)	12,235

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	112,273,853	—	112,275,003

Sale of 5,200,000 Private Placement Warrants	—	—	5,200,000	—	5,200,000

Ordinary shares subject to possible redemption	(11,047,768)	(1,105)	(113,228,477)	—	(113,229,582)

Net income	—	—	—	742,351	742,351

Balances, January 31, 2019	3,327,232	$333	$4,270,088	$729,586	$5,000,007

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the Period
		from November
		14, 2017
		(Inception)
	Year Ended	through
	January 31, 2019	January 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$742,351	$(12,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income on marketable securities held in Trust Account	(1,714,549)	—
Changes in operating assets and liabilities:
Prepaid expenses	(120,288)	—
Accounts payable and accrued expenses	92,252	—
Net cash used in operating activities	(1,000,234)	(12,765)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placement Warrants	5,200,000	—
Proceeds from issuance of ordinary shares to Initial Shareholders	—	25,000
Proceeds from promissory note from related party	—	200,000
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(324,829)	(100,168)
Net cash provided by financing activities	117,375,171	124,832

Net Change in Cash and Cash Equivalents	224,937	112,067
Cash and Cash Equivalents – Beginning	112,067	—
Cash and Cash Equivalents – Ending	$337,004	$112,067

Non-cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$112,487,235	$—
Change in value of ordinary shares subject to possible redemption	$742,347	$—
Offering costs included in accrued offering costs	$—	$21,299

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

All activity through January 31, 2019 relates to the Company's formation, its initial public offering (the “Initial Public Offering”), which is described below, searching for a Business Combination candidate, and activities in connection with the proposed Business Combination with Bioceres, Inc., a Delaware corporation (“Bioceres, Inc.”), as described in Note 8.

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2018. On March 2, 2018 the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,200,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement (the “Private Placement”) to certain of the Company’s shareholders prior to the Initial Public Offering (the "Initial Shareholders"), generating total gross proceeds of $5,200,000, which is described in Note 5.

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
JANUARY 31, 2019

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

In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account ($10.10 per share, plus any pro rata income earned, net of taxes payable, on funds in the Trust Account not previously released to the Company, and minus up to $100,000 of income to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Public Warrants (as defined in Note 4), the Founder Shares (as defined in Note 6) or the Private Placement Warrants. The Public Warrants and Private Placement Warrants will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of January 31, 2019, the Company had $337,004 in its operating bank accounts, $117,864,549 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $365,040.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Initial Shareholders, or its affiliates, officers, directors, or third parties. The Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At January 31, 2019 and 2018, the Company had $337,004 and $0 of cash equivalents, respectively.

Marketable securities held in Trust Account

At January 31, 2019, the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at January 31, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of January 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at January 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At January 31, 2018, weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 16,700,000 ordinary shares and (2) rights sold in the Initial Public Offering that convert into 1,150,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares of common stock are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net loss per ordinary share is calculated as follows:

		For the Period from
		November 14, 2017
	Year Ended	(Inception) Through
	January 31,	January 31,
	2019	2018
Net income (loss)	$742,351	$(12,765)
Less: Income attributable to ordinary shares subject to possible redemption	(1,647,167)	—
Adjusted net loss	(904,816)	(12,765)

Weighted average shares outstanding, basic and diluted	3,204,688	2,500,000

Basic and diluted net loss per ordinary share	$(0.28)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk may consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At January 31, 2019 and 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination (see Note 9). Each Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

Administrative Services Agreement

The Company entered into an agreement commencing on February 27, 2018 to pay two affiliates of certain of the Company’s officers and directors an aggregate monthly fee of $10,000 for office space, utilities and administrative support. The agreement will terminate upon the earlier of the consummation of a Business Combination or the Company’s liquidation. For the year ended January 31, 2019, the Company incurred $110,000 in fees for these services, of which $55,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 27, 2018, the holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements (see Note 9).

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

NOTE 8. BIOCERES BUSINESS COMBINATION

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
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

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

NOTE 9. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At January 31, 2019 and 2018, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At January 31, 2019 and 2018, there were 3,327,232 and 2,875,000 ordinary shares issued and outstanding (excluding 11,047,768 and -0- ordinary shares subject to possible redemption), respectively.

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

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at January 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		January 31,	January 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$117,864,549	$—

UNION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2019

NOTE 11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the year ended January 31, 2019 and for the period from November 14, 2017 (inception) through January 31, 2018. The data has been derived from the Company’s unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 31, 2019
Operating costs	$208,471	$161,540	$224,138	$378,049
Dividend income	$119,397	$457,091	$528,551	$609,510
Net income (loss)	$(89,074)	$295,551	$304,413	$231,461
Basic and diluted loss per share	$(0.07)	$(0.04)	$(0.06)	$(0.11)

	Fourth
	Quarter
For the Period from November 14, 2017 (Inception) Through
January 31, 2018
Operating costs	$12,765
Net loss	$(12,765)
Basic and diluted loss per share	$(0.01)

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.